Form 10-K
period 1999-12-31
STRUCTURED ASSET MORT INV INC MORT PASS THR CERT SER 2000-3
filed 2003-03-31
CIK 1134155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K



[ x  ]   Annual reports pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal Year ended December 31, 1999

or

[     ]  Transitional reports pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934

         Commission File Number:   333-51279-12

STRUCTURED ASSET MORTGAGE INVESTMENTS INC., WASHINGTON MUTUAL MORTGAGE LOAN TRUST MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2000-3

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          Delaware                                              13-3633241
(STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
     OF INCORPORATION)                                     IDENTIFICATION NO.)

383 Madison Avenue                                                10179
New York, New York
   (ADDRESS OF PRINCIPAL                                       (ZIP CODE)
    EXECUTIVE OFFICES)

Registrants telephone number, including area code, is (212) 272-2000

Securities registered pursuant to Section 12(b) of the Act:

         None.


Securities registered pursuant to Section 12(g) of the Act:

         None.

Indicate by the check mark whether the registrant (1) has filled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                  No
       ---                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second business quarter.

         Not applicable.

Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date.

         Not applicable.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document if incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (2) Any prospectus filed pursuant to Rule 424(v) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposed (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.



                                     PART I



Item 1. Business

         Omitted.


Item 2. Properties

         See Item 14(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required in lieu of information required by Item 102 of Regulation S-K.

Item 3. Legal Proceedings

         The registrant knows of no material pending legal proceedings involving the trusts created under the Pooling and Servicing Agreements (the Trusts), the Trustee, the Master Servicer or the Registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.


                                     PART II

Item 5. Market for registrant's Common Equity and Related Stockholder Matters.

         No established public trading market for the Certificates exists.

         Records provided to the Trust by the DTC and Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificates were as follows.

         Class A                    13
         Class B-1                   2
         Class B-2                   2
         Class B-3                   2
         Class M-1                   2
         Class M-2                   1
         Class M-3                   1
         Class R                     1

         Total:                     24

Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operation.

         Omitted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Not applicable.

Item 8.  Financial Statements and Supplementary Data.

         See Item 14(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not applicable.

Item 11. Executive Compensation.

         Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Not applicable.

Item 13. Certain Relationships and Related Transactions.

         Not applicable.

Item 14. Control and Procedures.

         Not applicable.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule, and reports on Form 8-K.

         (a)      Exhibits

         (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.

                  a) Washington Mutual Bank, FA.

         (99.2) Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2002.

                  a) Washington Mutual Bank, FA.

         (99.3) Annual Statement of Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2002.

                  a) Washington Mutual Bank, FA.

         (99.4) Aggregate Statement of Principal and Interest Distribution to Certificateholders.

         (b) On March 11, 2003 a report on Form 8-K was filed by the Company in order to provide the statement for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

         (c) See (a) above.

         (d) Omitted.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                       STRUCTURED ASSET MORTGAGE INVESTMENTS INC
                                                                    (Registrant)


                                                      By: /s/ Jeffrey Mayer
                                                         -----------------------
                                                      Name:   Jeffrey Mayer
                                                      Title:  President

                                                      Dated:  March 31, 2003

                                  CERTIFICATION

I, Jeffrey Mayer, certify that:

l. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Washington Mutual Mortgage Loan Trust Mortgage Pass-Through Certificates, Series 2000-3.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Deutsche Bank National Trust Company, N.A., as Trustee
Washington Mutual Bank, FA as Servicer

Date: March 31, 2003



                                              By:  /s/ Jeffrey Mayer
                                                  ------------------------------
                                              Name:    Jeffrey Mayer
                                              Company: Structured Asset Mortgage
                                                       Investments Inc.
                                              Title:   President