Form 10-K
period 2001-12-31
STRUCTURED ASSET MORT INV INC MORT PASS THR CERT SER 2000-3
filed 2004-02-09
CIK 1134155

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[ x ] Annual reports pursuant to section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal Year ended December 31, 2001

or

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

Yes     X_                 No   _____

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

         Records provided to the Trust by the DTC and Trustee indicate that as of December 31, 2001, the number of holders of record for each class of Certificates were as follows.

         Class A                   14
         Class B-1                  2
         Class B-2                  2
         Class B-3                  2
         Class M-1                  2
         Class M-2                  1
         Class M-3                  1
         Class R                    1

         Total:                    25

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule, and reports on Form 8-K.

         (a)      Exhibits

         (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2001.

                  a) Washington Mutual Bank, FA.

         (99.2) Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2001.

                  a) Washington Mutual Bank, FA.

         (99.3) Annual Statement of Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2001.

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


                                   STRUCTURED ASSET MORTGAGE INVESTMENTS INC.
                                                                   (Registrant)


                                   By: /s/ Jeffrey Mayer
                                      ---------------------------------
                                   Name:   Jeffrey Mayer
                                   Title:  President

                                   Dated:  December 4, 2003

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

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Deutsche Bank National Trust Company, N.A., as Trustee
Washington Mutual Bank, FA as Servicer

Date: December 4, 2003

                          By:  /s/ Jeffrey Mayer
                              -------------------------------------------------
                          Name:    Jeffrey Mayer
                          Company: Structured Asset Mortgage Investments Inc.
                          Title:   President